Form 10-K
period 1999-12-31
CORPORATE BOND BACKED CERTIFICATES TRUST SERIES 1997-CHR-1
filed 2000-06-02
CIK 1059425

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 1999                                            033-73438-05


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

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1999: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 1999: Not Applicable.

               Documents in Part II and Part IV incorporated herein by reference are as follows:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 1999 and August 2, 1999 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2000.

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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 1999 and August 2, 1999 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2000.

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

(d)  Not Applicable


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.

(a)  The following documents are filed as a part of the report:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 1999 and August 2, 1999 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2000.

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