Form 10-K
period 2000-12-31
CORPORATE BOND BACKED CERTIFICATES TRUST SERIES 1997-CHR-1
filed 2001-03-20
CIK 1059425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 2000                                           033-73438-05


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

The Bank of New York, as Trustee
100 Church Street, Floor 14
New York, New York                                             10286
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 437-3691

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_.

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2000: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 2000: Not Applicable.

               Documents in Part II and Part IV incorporated herein by reference are as follows:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 2000 and August 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2001.


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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 2000 and August 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.


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

(d)  Not Applicable


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.

(a)  The following documents are filed as a part of the report:

               Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending February 1, 2000 and August 1, 2000 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on on December 13, 2001.

(b)  None

(c)  See item 14(a) above.

(d)  Not Applicable

                                    SIGNATURE



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Trustee of the Fund has duly caused this report to be signed on behalf of the Fund by the undersigned, thereunto duly authorized.

Date: March 13, 2001
      --------------


                                                    THE BANK OF NEW YORK AS
                                                    TRUSTEE, FOR CORPORATE BOND-
                                                    BACKED CERTIFICATES, SERIES
                                                    1997-CHR-1 TRUST



                                                    By:/s/ Enrico D. Reyes
                                                       --------------------
                                                       Enrico D. Reyes
                                                       Vice President