Form 10-K
period 2006-12-31
CORPORATE BOND BACKED CERTIFICATES TRUST SERIES 1997-CHR-1
filed 2007-03-21
CIK 1059425

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

For the fiscal year ended December 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 001-31979


                             Lehman ABS Corporation,
                             -----------------------

                                  on behalf of:

           Corporate Bond-Backed Certificates, Series 1997-CHR-1 Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                             13-3447441
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

745 Seventh Avenue, New York, New York                             10019
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                     Name of Registered Exchange
--------------                                     ---------------------------
Corporate Bond-Backed Certificates,                New York Stock Exchange
Series 1997-CHR-1                                  ("NYSE")

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|        No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|        No  |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes |X|        No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer |_|  Accelerated Filer |_|  Non-Accelerated Filer |X|

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

DaimlerChrysler AG, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on DaimlerChrysler AG, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under DaimlerChrysler AG's Exchange Act file number, 001-14561. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the guarantor of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                     PART I

Item 1. Business.
-----------------
         Not Applicable

Item 1A.  Risk Factors.
----------------------
         Not Applicable

Item 1B.  Unresolved Staff Comments.
-----------------------------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
--------------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
         None

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

Item 9B. Other Information.
--------------------------
         None



                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
-----------------------------------------------------------------
         Not Applicable

Item 11.  Executive Compensation.
---------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
--------------------------------------------------------------------------------
         Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
--------------------------------------------------------------------------------
         None

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------
         Not Applicable

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                  Distribution Date       Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Bond-Backed Certificates, Series 1997-CHR-1 Trust                        02/01/2006          02/13/2006
                                                                                   08/01/2006          08/14/2006
----------------------------------------------------------------------------- ---------------------- ---------------

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:   March 21, 2007           By:      /s/ CHARLES M. WEAVER
                                     ---------------------------
                                           Name:  Charles M. Weaver
                                           Title: Senior Vice President

                                 EXHIBIT INDEX

      ---------------------------------------------------------------
       Reference         Description of Exhibits          Exhibit
       Number per                                         Number
       Item 601 of                                        in this
       Regulation SK                                      Form 10-K
      ---------------------------------------------------------------
         (31.1)   Certification by Senior Vice             31.1
                  President of the Registrant pursuant
                  to 15 U.S.C. Section 7241, as
                  adopted pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.
      ---------------------------------------------------------------
         (31.2)   Annual Compliance Report by Trustee
                  pursuant to 15 U.S.C. Section 7241,
                  as adopted pursuant to Section 302       31.2
                  of the Sarbanes-Oxley Act of 2002.
      ---------------------------------------------------------------